Form 10-K
period 2016-12-31
JPMBB Commercial Mortgage Securities Trust 2015-C30
filed 2017-03-23
CIK 1644943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-190246-15

Central Index Key Number of the issuing entity: 0001644943

JPMBB Commercial Mortgage Securities Trust 2015-C30

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001682523

Starwood Mortgage Funding II LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001567746

Redwood Commercial Mortgage Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001576832

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

(212) 272-6858

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

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan, which constituted approximately 6.8% and 4.9%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the One Shell Square Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (b) with respect to the Brunswick Portfolio Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the One Shell Square Mortgage Loan and the Brunswick Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the One City Centre Mortgage Loan, the Marriott-Pittsburgh Mortgage Loan and the JAGR Portfolio Mortgage Loan, which constituted approximately 3.0%, 1.4% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The One City Centre Mortgage Loan, the Marriott-Pittsburgh Mortgage Loan and the JAGR Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the One City Centre Mortgage Loan, the Marriott-Pittsburgh Mortgage Loan or the JAGR Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2015-C29 transaction, Commission File Number 333-190246-14 (the “JPMBB 2015-C29 Transaction”). These loan combinations, including the One City Centre Mortgage Loan, the Marriott-Pittsburgh Mortgage Loan and the JAGR Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2015-C29 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2015-C29 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2015-C29 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Pearlridge Center  Mortgage Loan and the Scottsdale Quarter Mortgage Loan, which constituted approximately 5.4% and 3.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Pearlridge Center  Mortgage Loan and the Scottsdale Quarter Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Pearlridge Center  Mortgage Loan or the Scottsdale Quarter Mortgage Loan and two other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the WP Glimcher Mall Trust 2015-WPG transaction (the “2015-WPG Transaction”). These loan combinations, including the Pearlridge Center  Mortgage Loan and the Scottsdale Quarter Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the 2015-WPG Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the 2015-WPG Transaction.  The responsibilities of KeyBank National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the 2015-WPG Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Sunbelt Portfolio Mortgage Loan, which constituted approximately 5.3% of the asset pool of the issuing entity as of its cut-off date.  The Sunbelt Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Sunbelt Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Sunbelt Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Sunbelt Portfolio loan combination in the JPMBB Commercial Mortgage Securities Trust 2015-C31 transaction, Commission File Number 333-190246-16 (the “JPMBB 2015-C31 Transaction”).  After the closing of the JPMBB 2015-C31 Transaction on August 28, 2015, this loan combination, including the Sunbelt Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2015-C31 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2015-C31 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2015-C31 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the One City Centre Mortgage Loan, the Marriott-Pittsburgh Mortgage Loan and the JAGR Portfolio Mortgage Loan and the trustee and custodian of the Pearlridge Center  Mortgage Loan, the Sunbelt Portfolio Mortgage Loan and the Scottsdale Quarter Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the One City Centre Mortgage Loan, the Marriott-Pittsburgh Mortgage Loan and the JAGR Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the JPMBB 2015-C29 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the One City Centre Mortgage Loan, the Marriott-Pittsburgh Mortgage Loan and the JAGR Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the One City Centre Mortgage Loan, the Marriott-Pittsburgh Mortgage Loan and the JAGR Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the Scottsdale Quarter Mortgage Loan and the Pearlridge Center Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Pacific Life Insurance Company as special servicer of the Scottsdale Quarter Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer and special servicer of the Pearlridge Center Mortgage Loan and as primary servicer of the Scottsdale Quarter Mortgage Loan and Pacific Life Insurance Company as special servicer of the Scottsdale Quarter Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Torchlight Loan Services, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 33.1)
33.10 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.1)
33.18 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.5)
33.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the One City Centre Mortgage Loan (see Exhibit 33.1)
33.26 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One City Centre Mortgage Loan
33.27 Wilmington Trust, National Association, as Trustee of the One City Centre Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the One City Centre Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the One City Centre Mortgage Loan (see Exhibit 33.5)
33.30 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One City Centre Mortgage Loan (see Exhibit 33.6)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One City Centre Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the One City Centre Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.1)
33.34 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.26)
33.35 Wilmington Trust, National Association, as Trustee of the Marriott-Pittsburgh Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.5)
33.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.6)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 33.1)
33.42 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 33.26)
33.43 Wilmington Trust, National Association, as Trustee of the JAGR Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the JAGR Portfolio Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the JAGR Portfolio Mortgage Loan (see Exhibit 33.5)
33.46 Pentalpha Surveillance LLC, as Senior Trust Advisor of the JAGR Portfolio Mortgage Loan (see Exhibit 33.6)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JAGR Portfolio Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant of the JAGR Portfolio Mortgage Loan (see Exhibit 33.8)
33.49 KeyBank National Association, as Primary Servicer of the Pearlridge Center Mortgage Loan
33.50 KeyBank National Association, as Special Servicer of the Pearlridge Center Mortgage Loan (see Exhibit 33.49)
33.51 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Pearlridge Center Mortgage Loan (see Exhibit 33.4)
33.52 Wells Fargo Bank, National Association, as Custodian of the Pearlridge Center Mortgage Loan (see Exhibit 33.5)
33.53 KeyBank National Association, as Primary Servicer of the Scottsdale Quarter Mortgage Loan (see Exhibit 33.49)
33.54 Pacific Life Insurance Company, as Special Servicer of the Scottsdale Quarter Mortgage Loan (Omitted. See Explanatory Notes.)
33.55 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Scottsdale Quarter Mortgage Loan (see Exhibit 33.4)
33.56 Wells Fargo Bank, National Association, as Custodian of the Scottsdale Quarter Mortgage Loan (see Exhibit 33.5)
33.57 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.26)
33.58 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.26)
33.59 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.4)
33.60 Wells Fargo Bank, National Association, as Custodian of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.5)
33.61 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Torchlight Loan Services, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 34.1)
34.10 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.1)
34.18 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.5)
34.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the One City Centre Mortgage Loan (see Exhibit 34.1)
34.26 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One City Centre Mortgage Loan
34.27 Wilmington Trust, National Association, as Trustee of the One City Centre Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the One City Centre Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the One City Centre Mortgage Loan (see Exhibit 34.5)
34.30 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One City Centre Mortgage Loan (see Exhibit 34.6)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One City Centre Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the One City Centre Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.1)
34.34 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.26)
34.35 Wilmington Trust, National Association, as Trustee of the Marriott-Pittsburgh Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.5)
34.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.6)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 34.1)
34.42 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 34.26)
34.43 Wilmington Trust, National Association, as Trustee of the JAGR Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the JAGR Portfolio Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the JAGR Portfolio Mortgage Loan (see Exhibit 34.5)
34.46 Pentalpha Surveillance LLC, as Senior Trust Advisor of the JAGR Portfolio Mortgage Loan (see Exhibit 34.6)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JAGR Portfolio Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant of the JAGR Portfolio Mortgage Loan (see Exhibit 34.8)
34.49 KeyBank National Association, as Primary Servicer of the Pearlridge Center Mortgage Loan
34.50 KeyBank National Association, as Special Servicer of the Pearlridge Center Mortgage Loan (see Exhibit 34.49)
34.51 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Pearlridge Center Mortgage Loan (see Exhibit 34.4)
34.52 Wells Fargo Bank, National Association, as Custodian of the Pearlridge Center Mortgage Loan (see Exhibit 34.5)
34.53 KeyBank National Association, as Primary Servicer of the Scottsdale Quarter Mortgage Loan (see Exhibit 34.49)
34.54 Pacific Life Insurance Company, as Special Servicer of the Scottsdale Quarter Mortgage Loan (Omitted. See Explanatory Notes.)
34.55 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Scottsdale Quarter Mortgage Loan (see Exhibit 34.4)
34.56 Wells Fargo Bank, National Association, as Custodian of the Scottsdale Quarter Mortgage Loan (see Exhibit 34.5)
34.57 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.26)
34.58 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.26)
34.59 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.4)
34.60 Wells Fargo Bank, National Association, as Custodian of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.5)
34.61 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.6)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Torchlight Loan Services, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 35.1)
35.5 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.1)
35.8 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the One City Centre Mortgage Loan
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One City Centre Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the One City Centre Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 35.10)
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 35.11)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 35.12)
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 35.10)
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 35.11)
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the JAGR Portfolio Mortgage Loan (see Exhibit 35.12)
35.19 KeyBank National Association, as Primary Servicer of the Pearlridge Center Mortgage Loan (Omitted. See Explanatory Notes.)
35.20 KeyBank National Association, as Special Servicer of the Pearlridge Center Mortgage Loan (Omitted. See Explanatory Notes.)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Pearlridge Center Mortgage Loan
35.22 KeyBank National Association, as Primary Servicer of the Scottsdale Quarter Mortgage Loan (Omitted. See Explanatory Notes.)
35.23 Pacific Life Insurance Company, as Special Servicer of the Scottsdale Quarter Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Scottsdale Quarter Mortgage Loan (see Exhibit 35.21)
35.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 35.11)
35.26 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 35.11)
35.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Sunbelt Portfolio Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of July 28, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on September 2, 2015 under Commission File No. 333-190246-15 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of July 28, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on September 2, 2015 under Commission File No. 333-190246-15 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of July 28, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC, as Seller, and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on September 2, 2015 under Commission File No. 333-190246-15 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of July 28, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Redwood Commercial Mortgage Corporation, as Seller, and Redwood Trust, Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on September 2, 2015 under Commission File No. 333-190246-15 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of July 28, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and MC-Five Mile Commercial Mortgage Finance LLC, as Seller (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on September 2, 2015 under Commission File No. 333-190246-15 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 22, 2017

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Torchlight Loan Services, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 33.1)
33.10 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.1)
33.18 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.5)
33.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the One City Centre Mortgage Loan (see Exhibit 33.1)
33.26 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One City Centre Mortgage Loan
33.27 Wilmington Trust, National Association, as Trustee of the One City Centre Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the One City Centre Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the One City Centre Mortgage Loan (see Exhibit 33.5)
33.30 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One City Centre Mortgage Loan (see Exhibit 33.6)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One City Centre Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the One City Centre Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.1)
33.34 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.26)
33.35 Wilmington Trust, National Association, as Trustee of the Marriott-Pittsburgh Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.5)
33.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.6)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 33.1)
33.42 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 33.26)
33.43 Wilmington Trust, National Association, as Trustee of the JAGR Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the JAGR Portfolio Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the JAGR Portfolio Mortgage Loan (see Exhibit 33.5)
33.46 Pentalpha Surveillance LLC, as Senior Trust Advisor of the JAGR Portfolio Mortgage Loan (see Exhibit 33.6)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JAGR Portfolio Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant of the JAGR Portfolio Mortgage Loan (see Exhibit 33.8)
33.49 KeyBank National Association, as Primary Servicer of the Pearlridge Center Mortgage Loan
33.50 KeyBank National Association, as Special Servicer of the Pearlridge Center Mortgage Loan (see Exhibit 33.49)
33.51 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Pearlridge Center Mortgage Loan (see Exhibit 33.4)
33.52 Wells Fargo Bank, National Association, as Custodian of the Pearlridge Center Mortgage Loan (see Exhibit 33.5)
33.53 KeyBank National Association, as Primary Servicer of the Scottsdale Quarter Mortgage Loan (see Exhibit 33.49)
33.54 Pacific Life Insurance Company, as Special Servicer of the Scottsdale Quarter Mortgage Loan (Omitted. See Explanatory Notes.)
33.55 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Scottsdale Quarter Mortgage Loan (see Exhibit 33.4)
33.56 Wells Fargo Bank, National Association, as Custodian of the Scottsdale Quarter Mortgage Loan (see Exhibit 33.5)
33.57 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.26)
33.58 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.26)
33.59 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.4)
33.60 Wells Fargo Bank, National Association, as Custodian of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.5)
33.61 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Sunbelt Portfolio Mortgage Loan (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Torchlight Loan Services, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 34.1)
34.10 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the One Shell Square Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the One Shell Square Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One Shell Square Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the One Shell Square Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.1)
34.18 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the Brunswick Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.5)
34.22 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the Brunswick Portfolio Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the One City Centre Mortgage Loan (see Exhibit 34.1)
34.26 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One City Centre Mortgage Loan
34.27 Wilmington Trust, National Association, as Trustee of the One City Centre Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the One City Centre Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the One City Centre Mortgage Loan (see Exhibit 34.5)
34.30 Pentalpha Surveillance LLC, as Senior Trust Advisor of the One City Centre Mortgage Loan (see Exhibit 34.6)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One City Centre Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the One City Centre Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.1)
34.34 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.26)
34.35 Wilmington Trust, National Association, as Trustee of the Marriott-Pittsburgh Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.5)
34.38 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.6)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 34.1)
34.42 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 34.26)
34.43 Wilmington Trust, National Association, as Trustee of the JAGR Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the JAGR Portfolio Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the JAGR Portfolio Mortgage Loan (see Exhibit 34.5)
34.46 Pentalpha Surveillance LLC, as Senior Trust Advisor of the JAGR Portfolio Mortgage Loan (see Exhibit 34.6)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JAGR Portfolio Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant of the JAGR Portfolio Mortgage Loan (see Exhibit 34.8)
34.49 KeyBank National Association, as Primary Servicer of the Pearlridge Center Mortgage Loan
34.50 KeyBank National Association, as Special Servicer of the Pearlridge Center Mortgage Loan (see Exhibit 34.49)
34.51 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Pearlridge Center Mortgage Loan (see Exhibit 34.4)
34.52 Wells Fargo Bank, National Association, as Custodian of the Pearlridge Center Mortgage Loan (see Exhibit 34.5)
34.53 KeyBank National Association, as Primary Servicer of the Scottsdale Quarter Mortgage Loan (see Exhibit 34.49)
34.54 Pacific Life Insurance Company, as Special Servicer of the Scottsdale Quarter Mortgage Loan (Omitted. See Explanatory Notes.)
34.55 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Scottsdale Quarter Mortgage Loan (see Exhibit 34.4)
34.56 Wells Fargo Bank, National Association, as Custodian of the Scottsdale Quarter Mortgage Loan (see Exhibit 34.5)
34.57 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.26)
34.58 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.26)
34.59 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.4)
34.60 Wells Fargo Bank, National Association, as Custodian of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.5)
34.61 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Sunbelt Portfolio Mortgage Loan (see Exhibit 34.6)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Torchlight Loan Services, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the One Shell Square Mortgage Loan (see Exhibit 35.1)
35.5 Torchlight Loan Services, LLC, as Special Servicer of the One Shell Square Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the One Shell Square Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.1)
35.8 Torchlight Loan Services, LLC, as Special Servicer of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Brunswick Portfolio Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the One City Centre Mortgage Loan
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One City Centre Mortgage Loan
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the One City Centre Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 35.10)
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 35.11)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott-Pittsburgh Mortgage Loan (see Exhibit 35.12)
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 35.10)
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the JAGR Portfolio Mortgage Loan (see Exhibit 35.11)
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the JAGR Portfolio Mortgage Loan (see Exhibit 35.12)
35.19 KeyBank National Association, as Primary Servicer of the Pearlridge Center Mortgage Loan (Omitted. See Explanatory Notes.)
35.20 KeyBank National Association, as Special Servicer of the Pearlridge Center Mortgage Loan (Omitted. See Explanatory Notes.)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Pearlridge Center Mortgage Loan
35.22 KeyBank National Association, as Primary Servicer of the Scottsdale Quarter Mortgage Loan (Omitted. See Explanatory Notes.)
35.23 Pacific Life Insurance Company, as Special Servicer of the Scottsdale Quarter Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator of the Scottsdale Quarter Mortgage Loan (see Exhibit 35.21)
35.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 35.11)
35.26 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sunbelt Portfolio Mortgage Loan (see Exhibit 35.11)
35.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Sunbelt Portfolio Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of July 28, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on September 2, 2015 under Commission File No. 333-190246-15 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of July 28, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on September 2, 2015 under Commission File No. 333-190246-15 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of July 28, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Starwood Mortgage Funding II LLC, as Seller, and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on September 2, 2015 under Commission File No. 333-190246-15 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of July 28, 2015, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, Redwood Commercial Mortgage Corporation, as Seller, and Redwood Trust, Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on September 2, 2015 under Commission File No. 333-190246-15 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of July 28, 2015, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and MC-Five Mile Commercial Mortgage Finance LLC, as Seller (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on September 2, 2015 under Commission File No. 333-190246-15 and incorporated by reference herein)